Form 10-K
period 2014-12-31
Citigroup Commercial Mortgage Trust 2014-GC25
filed 2015-03-31
CIK 1619616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

333-189017-06

(Commission File Number of issuing entity)

Citigroup Commercial Mortgage Trust 2014-GC25

(Exact name of issuing entity as specified in its charter)

333-189017

(Commission File Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citigroup Global Markets Realty Corp.

Starwood Mortgage Funding I LLC

MC-Five Mile Commercial Mortgage Finance LLC

Goldman Sachs Mortgage Company

(Exact name of sponsor as specified in its charter)

47-2147563
47-2134648
New York	47-6571574
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

See Item 15.

PART I

Item 1.	Business.

Omitted.

Item 1A.	Risk Factors.

Omitted.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Omitted.

Item 3.	Legal Proceedings.

Omitted.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.	Selected Financial Data.

Omitted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.	Financial Statements and Supplementary Data.

Omitted.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.	Controls and Procedures.

Omitted.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.	Executive Compensation.

Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.	Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

The property securing the Bank of America Plaza mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for Citigroup Commercial Mortgage Trust 2014-GC25 filed on October 24, 2014. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $37,203,735 for the period from January 1, 2014 through December 31, 2014.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. One such proceeding was a civil action filed against Citibank in the Supreme Court of the State of New York on June 18, 2014 by a group of investors in 48 private-label RMBS trusts for which Citibank serves or did serve as trustee, asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank serves as trustee filed a new civil action against Citibank in the Southern District of New York asserting similar claims as the prior action filed in state court.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and intends to vigorously defend against the litigation. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Item 1119 of Regulation AB

Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

The assessment of compliance with applicable servicing criteria for the period of January 1, 2014 through December 31, 2014, furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (the “2014 CWAM Assessment”) for all commercial mortgage-backed securitization transactions publicly-issued pursuant to a registration statement under the Securities Act of 1933 on or after January 1, 2006 wherein the CWCapital Asset Management LLC (“CWAM”) provides special servicer activities, discloses that a material instance of noncompliance occurred with respect to the servicing criteria set forth in Item 1122(d)(1)(i) of Regulation AB. The 2014 CWAM Assessment is attached to this Form 10K as exhibit 33.9.

The following material instance of non-compliance has been disclosed by CWAM in the 2014 CWAM Assessment (all references to “Management” are references to CWAM’s management):

“Material Instance of Noncompliance

CWAM’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2014 and for the Reporting Period, disclosed a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(1)(i), as follows:

•	With respect to compliance with servicing criterion 1122(d)(1)(i), the Company’s policies and procedures were not properly instituted to monitor loan performance or other triggers and events of defaults in accordance with the transaction agreements.”

According to the 2014 CWAM Assessment, the instance of noncompliance identified in the 2014 CWAM Assessment did not involve the transaction to which this Form 10-K relates.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of October 1, 2014, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement governing the issuance of the WFRBS 2014-C22 certificates, dated as of September 1, 2014 (the “WFRBS 2014-C22 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB master servicer, NCB, FSB, as NCB special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein)[1].

4.3	Pooling and Servicing Agreement governing the issuance of the GSMS 2014-GC24 certificates, dated as of September 1, 2014 (the “GSMS 2014-GC24 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein)[2].

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Starwood Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

[1]	The Bank of America Plaza mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Bank of America Plaza mortgage loan and the related companion loans are serviced pursuant to the WFRBS 2014-C22 PSA.
[2]

The Stamford Plaza Portfolio mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Stamford Plaza Portfolio mortgage loan and the related companion loans are serviced pursuant to the GSMS 2014-GC24 PSA.

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.1)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.6)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see exhibit 33.7)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.2)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Prudential Multifamily Mortgage, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Holliday Fenoglio Fowler, L.P., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.2)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.15)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.16)

33.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.1)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.6)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.7)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.2)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Prudential Multifamily Mortgage, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Holliday Fenoglio Fowler, L.P., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.2)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.15)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.16)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Deutsche Bank Trust Company Americas, as custodian

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.6	Servicer compliance statement, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.9	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 35.2)

35.10	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2015

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Vice President

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of October 1, 2014, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement governing the issuance of the WFRBS 2014-C22 certificates, dated as of September 1, 2014 (the “WFRBS 2014-C22 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB master servicer, NCB, FSB, as NCB special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein)[3].

4.3	Pooling and Servicing Agreement governing the issuance of the GSMS 2014-GC24 certificates, dated as of September 1, 2014 (the “GSMS 2014-GC24 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein)[4].

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Starwood Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

[3]	The Bank of America Plaza mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Bank of America Plaza mortgage loan and the related companion loans are serviced pursuant to the WFRBS 2014-C22 PSA.
[4]	The Stamford Plaza Portfolio mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Stamford Plaza Portfolio mortgage loan and the related companion loans are serviced pursuant to the GSMS 2014-GC24 PSA.

10.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.1)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.6)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see exhibit 33.7)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.2)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Prudential Multifamily Mortgage, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Holliday Fenoglio Fowler, L.P., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.2)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.15)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.16)

33.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.1)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.6)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.7)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.2)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Prudential Multifamily Mortgage, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Holliday Fenoglio Fowler, L.P., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.2)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.15)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.16)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Deutsche Bank Trust Company Americas, as custodian

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.6	Servicer compliance statement, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.9	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 35.2)

35.10	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA