Form 10-K
period 2015-12-31
Citigroup Commercial Mortgage Trust 2014-GC25
filed 2016-03-30
CIK 1619616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

333-189017-06

(Commission File Number of issuing entity)

0001619616

(Central Index Key Number of issuing entity)

Citigroup Commercial Mortgage Trust 2014-GC25

(Exact name of issuing entity as specified in its charter)

333-189017

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citigroup Global Markets Realty Corp.

(Central Index Key Number: 0001541001)

Starwood Mortgage Funding I LLC

(Central Index Key Number: 0001548405)

MC-Five Mile Commercial Mortgage Finance LLC

(Central Index Key Number: 0001576832)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

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

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

The property securing the Bank of America Plaza mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for Citigroup Commercial Mortgage Trust 2014-GC25 filed on October 24, 2014. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $40,269,621for the period from January 1, 2015 through December 31, 2015.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

On June 18, 2014, a civil action was filed against Citibank, N.A. (“Citibank”) in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act. Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are all in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Disclosure from Deutsche Bank Trust Company Americas, as Trustee:

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint.

On March 25, 2016, plaintiffs filed a new state court complaint in California against DBTCA as to 513 trusts governed by Pooling and Servicing Agreements, most of which had been dismissed from the U.S. District Court action. (Plaintiffs removed 19 of the original 500 and have added 32 new trusts.) DBTCA serves as trustee on only one of these 513 trusts.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

Item 1119 of Regulation AB

Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed on October 24, 2014 pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended.

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

4.3	Pooling and Servicing Agreement governing the issuance of the GSMS 2014-GC24 certificates, dated as of September 1, 2014 (the “GSMS 2014-GC24 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein)[2].

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Starwood Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

[1]	The Bank of America Plaza mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Bank of America Plaza mortgage loan and the related companion loans are serviced pursuant to the WFRBS 2014-C22 PSA.
[2]	The Stamford Plaza Portfolio mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Stamford Plaza Portfolio mortgage loan and the related companion loans are serviced pursuant to the GSMS 2014-GC24 PSA.

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.1)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.6)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see exhibit 33.7)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.2)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Prudential Asset Resources,

Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under WFRBS 2014-C22 PSA

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.2)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.14)

33.20	Report on assessment of compliance with servicing criteria for asset-based securities, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.15)

33.21	Report on assessment of compliance with servicing criteria for asset-based securities, Situs Holdings, LLC, as operating advisor for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.1)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.6)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.7)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.2)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Prudential Asset Resources, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.2)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.14)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.15)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Deutsche Bank Trust Company Americas, as custodian

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.6	Servicer compliance statement, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.9	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 35.2)

35.10	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of October 1, 2014, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement governing the issuance of the WFRBS 2014-C22 certificates, dated as of September 1, 2014 (the “WFRBS 2014-C22 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB master servicer, NCB, FSB, as NCB special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein)[3].

4.3	Pooling and Servicing Agreement governing the issuance of the GSMS 2014-GC24 certificates, dated as of September 1, 2014 (the “GSMS 2014-GC24 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein)[4].

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Starwood Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

[3]	The Bank of America Plaza mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Bank of America Plaza mortgage loan and the related companion loans are serviced pursuant to the WFRBS 2014-C22 PSA.
[4]	The Stamford Plaza Portfolio mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Stamford Plaza Portfolio mortgage loan and the related companion loans are serviced pursuant to the GSMS 2014-GC24 PSA.

10.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated October 24, 2014, and filed by the registrant on October 24, 2014, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.1)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.6)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see exhibit 33.7)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 33.2)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Prudential Asset Resources, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.2)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.15)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 33.16)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.1)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.6)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.7)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA (see Exhibit 34.2)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Prudential Asset Resources, Inc., as servicing function participant for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.2)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.15)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 34.16)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Deutsche Bank Trust Company Americas, as custodian

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.6	Servicer compliance statement, CWCapital Asset Management LLC, as general special servicer for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the Bank of America Plaza mortgage loan under the WFRBS 2014-C22 PSA

35.9	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA (see Exhibit 35.2)

35.10	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the Stamford Plaza Portfolio mortgage loan under the GSMS 2014-GC24 PSA